Form 10-K
period 2023-12-31
MSWF Commercial Mortgage Trust 2023-1
filed 2024-03-29
CIK 1974587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2023

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-259741-05

Central Index Key Number of the issuing entity: 0001974587

MSWF Commercial Mortgage Trust 2023-1

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001968416

Argentic Real Estate Finance 2 LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

New York	38-4258171 38-4258172 38-7292494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

  Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The MSWF 2023-1 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the CX - 250 Water Street mortgage loan, which was serviced pursuant to the BANK 2023-BNK45 pooling and servicing agreement attached hereto as Exhibit 4.2 (from 5/25/23 to 12/20/23) and, following the securitization of the related lead servicing note, the MSWF 2023-2 pooling and servicing agreement attached hereto as Exhibit 4.6 (from 12/21/23 to 12/31/23);

•   the 100 & 150 South Wacker Drive mortgage loan, which is serviced pursuant to the BANK 2023-BNK45 pooling and servicing agreement attached hereto as Exhibit 4.2;

•   the Pacific Design Center mortgage loan, which is serviced pursuant to the Benchmark 2023-B38 pooling and servicing agreement attached hereto as Exhibit 4.3;

•   the Cumberland Mall mortgage loan, which is serviced pursuant to the Benchmark 2023-V2 pooling and servicing agreement attached hereto as Exhibit 4.4;

•   the Conair Glendale mortgage loan, which is serviced pursuant to the BANK 2023-BNK45 pooling and servicing agreement attached hereto as Exhibit 4.2; and

•   the Heritage Plaza mortgage loan, which was serviced pursuant to the Benchmark 2023-V2 pooling and servicing agreement attached hereto as Exhibit 4.4 (from 5/25/23 to 9/27/23) and, following the securitization of the related lead servicing note, the BANK5 2023-5YR3 pooling and servicing agreement attached hereto as Exhibit 4.5 (from 9/28/23 to 12/31/23).

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   LNR Partners, LLC, as general special servicer under the Benchmark 2023-B38 pooling and servicing agreement, does not have any obligations in respect of the Pacific Design Center mortgage loan or any other mortgage loan included in the MSWF 2023-1 mortgage pool. Therefore, LNR Partners, LLC, in such capacity, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   3650 REIT Loan Servicing LLC is the special servicer under the Benchmark 2023-V2 pooling and servicing agreement, pursuant to which the Cumberland Mall mortgage loan is serviced and pursuant to which the Heritage Plaza mortgage loan was serviced until September 27, 2023.  Because 3650 REIT Loan Servicing LLC is not the MSWF 2023-1 special servicer, is not affiliated with any sponsor and services (or serviced, as applicable) only the Cumberland Mall mortgage loan and the Heritage Plaza mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, 3650 REIT Loan Servicing LLC, as Benchmark 2023-V2 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Greystone Servicing Company LLC is the special servicer under the BANK5 2023-5YR3 pooling and servicing agreement, pursuant to which the Heritage Plaza mortgage loan is serviced. Because Greystone Servicing Company LLC is not the MSWF 2023-1 special servicer, is not affiliated with any sponsor and services only the Heritage Plaza mortgage loan, which constitutes less than 5% of the mortgage pool, Greystone Servicing Company LLC, as BANK5 2023-5YR3 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V2 pooling and servicing agreement, pursuant to which the Heritage Plaza mortgage loan was serviced until September 27, 2023, engaged the services of Wells Fargo Bank, National Association as a sub-servicer in respect of the Heritage Plaza mortgage loan for the reporting period.

•  Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK45 pooling and servicing agreement, pursuant to which the 100 & 150 South Wacker Drive mortgage loan and the Conair Glendale mortgage loan are serviced (and pursuant to which the CX - 250 Water Street mortgage loan was serviced until December 20, 2023), engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of each such mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 pooling and servicing agreement, pursuant to which the Heritage Plaza mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Heritage Plaza mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-2 pooling and servicing agreement, pursuant to which the CX – 250 Water Street mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the CX – 250 Water Street mortgage loan for the reporting period..

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity.
Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated May 25, 2023.  In addition, (i) Wells Fargo Bank, National Association, the master servicer under the MSWF 2023-2 pooling and servicing agreement, pursuant to which the CX – 250 Water Street mortgage loan is serviced, and the BANK5 2023-5YR3 pooling and servicing agreement, pursuant to which the Heritage Plaza mortgage loan is serviced, is also the master servicer under the MSWF 2023-1 pooling and servicing agreement, and the master servicer under the BANK 2023-BNK45 pooling and servicing agreement, pursuant to which the Conair Glendale mortgage loan is serviced and pursuant to which the CX – 250 Water Street mortgage loan was serviced until December 20, 2023, (ii) Argentic Services Company LP, the special servicer under the MSWF 2023-2 pooling and servicing agreement, pursuant to which the CX – 250 Water Street mortgage loan is serviced, is also the special servicer with respect to the Pacific Design Center mortgage loan under the Benchmark 2023-B38 pooling and servicing agreement, the special servicer under the MSWF 2023-1 pooling and servicing agreement and an affiliate of Argentic Real Estate Finance 2 LLC and Argentic Real Estate Finance LLC, each of which is an originator, sponsor and mortgage loan seller with respect to the MSWF 2023-1 securitization transaction, and (iii) Computershare Trust Company, National Association, the certificate administrator, custodian and trustee under the MSWF 2023-2 pooling and servicing agreement, pursuant to which the CX – 250 Water Street mortgage loan is serviced, and the BANK5 2023-5YR3 pooling and servicing agreement, pursuant to which the Heritage Plaza mortgage loan is serviced, is also the certificate administrator, custodian and trustee under the MSWF 2023-1 pooling and servicing agreement and each other Outside Pooling and Servicing Agreement.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of May 1, 2023, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services Company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on November 30, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of February 1, 2023, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2023-BNK45 securitization transaction, pursuant to which the 100 & 150 South Wacker Drive mortgage loan and the Conair Glendale mortgage loan are serviced (and pursuant to which the CX - 250 Water Street mortgage loan was serviced until December 20, 2023) (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of April 1, 2023, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, Argentic Services Company LP, as Pacific Design Center special servicer, Computershare Trust Company, N.A., as trustee, certificate administrator, paying agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, relating to the Benchmark 2023-B38 securitization transaction, pursuant to which the Pacific Design Center Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on November 30, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of May 1, 2023, among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer, relating to the Benchmark 2023-V2 securitization transaction, pursuant to which the Cumberland Mall mortgage loan is serviced and pursuant to which the Heritage Plaza mortgage loan was serviced until September 27, 2023 (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of September 1, 2023, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the BANK5 2023-5YR3 securitization transaction, pursuant to which the Heritage Plaza mortgage loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on October 3, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(4.6) Pooling and Servicing Agreement, dated as of December 1, 2023, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer, relating to the MSWF 2023-2 securitization transaction, pursuant to which the CX - 250 Water Street mortgage loan is serviced (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on December 21, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(31)  Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Computershare Trust Company, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Custodian

33.3 Wells Fargo Bank, National Association, as Master Servicer

33.4 Argentic Services Company LP, as Special Servicer

33.5 Pentalpha Surveillance LLC, as Operating Advisor

33.6 CoreLogic Solutions, LLC, as Servicing Function Participant

33.7 Wells Fargo Bank, National Association, as Master Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 12/21/23 to 12/31/23) (see Exhibit 33.3)

33.8 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 12/21/23 to 12/31/23) (see Exhibit 33.6)

33.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 5/25/23 to 12/20/23), 100 & 150 South Wacker Drive (from 5/25/23 to 12/31/23), Conair Glendale (from 5/25/23 to 12/31/23) (see Exhibit 33.3)

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 5/25/23 to 12/20/23), 100 & 150 South Wacker Drive (from 5/25/23 to 12/31/23), Conair Glendale (from 5/25/23 to 12/31/23) (see Exhibit 33.6)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 5/25/23 to 12/31/23)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23) (see Exhibit 33.3)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23) (see Exhibit 33.6)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 5/25/23 to 12/31/23), Heritage Plaza (from 5/25/23 to 9/27/23) (see Exhibit 33.11)

33.15 Wells Fargo Bank, National Association, as Sub-Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 5/25/23 to 9/27/23) (see Exhibit 33.3)

33.16 Argentic Services Company LP, as Special Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 12/21/23 to 12/31/23) (see Exhibit 33.4)

33.17 LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 5/25/23 to 12/20/23), 100 & 150 South Wacker Drive (from 5/25/23 to 12/31/23), Conair Glendale (from 5/25/23 to 12/31/23)

33.18 Argentic Services Company LP, as Special Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 5/25/23 to 12/31/23) (see Exhibit 33.4)

33.19 3650 REIT Loan Servicing LLC, as Special Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 5/25/23 to 12/31/23), Heritage Plaza (from 5/25/23 to 9/27/23)

33.20 Computershare Trust Company, National Association, as Custodian under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 12/21/23 to 12/31/23) (see Exhibit 33.2)

33.21 Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 5/25/23 to 12/20/23), 100 & 150 South Wacker Drive (from 5/25/23 to 12/31/23), Conair Glendale (from 5/25/23 to 12/31/23) (see Exhibit 33.2)

33.22 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 5/25/23 to 12/31/23) (see Exhibit 33.2)

33.23 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23) (see Exhibit 33.2)

33.24 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 5/25/23 to 12/31/23), Heritage Plaza (from 5/25/23 to 9/27/23) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Computershare Trust Company, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Custodian

34.3 Wells Fargo Bank, National Association, as Master Servicer

34.4 Argentic Services Company LP, as Special Servicer

34.5 Pentalpha Surveillance LLC, as Operating Advisor

34.6 CoreLogic Solutions, LLC, as Servicing Function Participant

34.7 Wells Fargo Bank, National Association, as Master Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 12/21/23 to 12/31/23) (see Exhibit 34.3)

34.8 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 12/21/23 to 12/31/23) (see Exhibit 34.6)

34.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 5/25/23 to 12/20/23), 100 & 150 South Wacker Drive (from 5/25/23 to 12/31/23), Conair Glendale (from 5/25/23 to 12/31/23) (see Exhibit 34.3)

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 5/25/23 to 12/20/23), 100 & 150 South Wacker Drive (from 5/25/23 to 12/31/23), Conair Glendale (from 5/25/23 to 12/31/23) (see Exhibit 34.6)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 5/25/23 to 12/31/23)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23) (see Exhibit 34.3)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23) (see Exhibit 34.6)

34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 5/25/23 to 12/31/23), Heritage Plaza (from 5/25/23 to 9/27/23) (see Exhibit 34.11)

34.15 Wells Fargo Bank, National Association, as Sub-Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 5/25/23 to 9/27/23) (see Exhibit 34.3)

34.16 Argentic Services Company LP, as Special Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 12/21/23 to 12/31/23) (see Exhibit 34.4)

34.17 LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 5/25/23 to 12/20/23), 100 & 150 South Wacker Drive (from 5/25/23 to 12/31/23), Conair Glendale (from 5/25/23 to 12/31/23)

34.18 Argentic Services Company LP, as Special Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 5/25/23 to 12/31/23) (see Exhibit 34.4)

34.19 3650 REIT Loan Servicing LLC, as Special Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 5/25/23 to 12/31/23), Heritage Plaza (from 5/25/23 to 9/27/23)

34.20 Computershare Trust Company, National Association, as Custodian under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 12/21/23 to 12/31/23) (see Exhibit 34.2)

34.21 Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 5/25/23 to 12/20/23), 100 & 150 South Wacker Drive (from 5/25/23 to 12/31/23), Conair Glendale (from 5/25/23 to 12/31/23) (see Exhibit 34.2)

34.22 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 5/25/23 to 12/31/23) (see Exhibit 34.2)

34.23 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23) (see Exhibit 34.2)

34.24 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 5/25/23 to 12/31/23), Heritage Plaza (from 5/25/23 to 9/27/23) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1 Computershare Trust Company, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 Argentic Services Company LP, as Special Servicer

35.5 Wells Fargo Bank, National Association, as Master Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 12/21/23 to 12/31/23) (see Exhibit 35.3)

35.6 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 5/25/23 to 12/20/23), 100 & 150 South Wacker Drive (from 5/25/23 to 12/31/23), Conair Glendale (from 5/25/23 to 12/31/23) (see Exhibit 35.3)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 5/25/23 to 12/31/23)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23) (see Exhibit 35.3)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 5/25/23 to 12/31/23), Heritage Plaza (from 5/25/23 to 9/27/23) (see Exhibit 35.7)

35.10 Wells Fargo Bank, National Association, as Sub-Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 5/25/23 to 9/27/23) (see Exhibit 35.3)

35.11 Argentic Services Company LP, as Special Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 12/21/23 to 12/31/23) (see Exhibit 35.4)

35.12 LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 5/25/23 to 12/20/23), 100 & 150 South Wacker Drive (from 5/25/23 to 12/31/23), Conair Glendale (from 5/25/23 to 12/31/23)

35.13 Argentic Services Company LP, as Special Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 5/25/23 to 12/31/23) (see Exhibit 35.4)

35.14 Computershare Trust Company, National Association, as Custodian under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 12/21/23 to 12/31/23) (see Exhibit 35.2)

35.15 Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 5/25/23 to 12/20/23), 100 & 150 South Wacker Drive (from 5/25/23 to 12/31/23), Conair Glendale (from 5/25/23 to 12/31/23) (see Exhibit 35.2)

35.16 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 5/25/23 to 12/31/23) (see Exhibit 35.2)

35.17 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23) (see Exhibit 35.2)

35.18 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 5/25/23 to 12/31/23), Heritage Plaza (from 5/25/23 to 9/27/23) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of May 19, 2023, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on November 30, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated as of May 19, 2023, between Morgan Stanley Capital I Inc. and Argentic Real Estate Finance 2 LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on November 30, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated as of May 19, 2023, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on November 30, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated as of May 19, 2023, between Morgan Stanley Capital I Inc. and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.5) Mortgage Loan Purchase Agreement, dated as of May 19, 2023, between Morgan Stanley Capital I Inc. and Argentic Real Estate Finance LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.6) Mortgage Loan Purchase Agreement, dated as of May 19, 2023, between Morgan Stanley Capital I Inc. and LMF Commercial, LLC (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of January 27, 2023, by and between Bank of America, N.A., as initial note A-1 holder, initial note A-2 holder, initial note A-3 holder, initial note A-4 holder, initial note A-5 holder, initial note A-6 holder, initial note A-7 holder and initial note A-8 holder, Wells Fargo Bank, National Association, as initial note A-9 holder, initial note A-10 holder, initial note A-11 holder, initial note A-12 holder, initial note A-13 holder initial note A-14 holder, initial note A-15 holder and initial note A-16 holder, Goldman Sachs Bank USA, as initial note A-17 holder and initial note A-18 holder, and 3650 Real Estate Investment Trust 2 LLC, as initial note A-19 holder and initial note A-20 holder, relating to the CX – 250 Water Street loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.8) Co-Lender Agreement, dated as of May 9, 2023, by and between Argentic Real Estate Finance 2 LLC, as initial note A-1-1 holder, initial note A-1-2 holder and initial note A-1-3 holder, and Wells Fargo Bank, National Association, as initial note A-2-1 holder and initial note A-2-2 holder, relating to the Barbours Cut IOS loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of April 13, 2023, by and between Wells Fargo Bank, National Association, as initial note A-1 holder, and Wells Fargo Bank, National Association, as initial note A-2 holder, relating to the SOMO Village loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.10) Agreement Between Note Holders, dated as of January 24, 2023, by and between Wells Fargo Bank, National Association, as initial note A-1 holder, and Wells Fargo Bank, National Association, as initial note A-2 holder, relating to the 100 & 150 South Wacker Drive loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of February 1, 2023, by and among Goldman Sachs Bank USA, as initial note A-1 holder, initial note A-2 holder, initial note A-3 holder, initial note A-4 holder, initial note A-5 holder, initial note A-6 holder, initial note A-7 holder and initial note B holder, and Bank of Montreal, as initial note A-8 holder and initial note A-9 holder, relating to the Pacific Design Center loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.12) Co-Lender Agreement, dated as of April 14, 2023, between Deutsche Bank AG, New York Branch, as note A-1 holder, note A-2 holder, Note A-3 holder, note A-4 holder and note A-5 holder, Morgan Stanley Bank, N.A., as note A-6-1 holder, note A-6-2 holder and note A-7 holder, and Bank of Montreal, as note A-8 holder, note A-9 holder, note A-10 holder and note A-11 holder, relating to the Cumberland Mall loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K/A filed on November 30, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.13) Agreement Between Note Holders, dated as of December 21, 2022, by and between Wells Fargo Bank, National Association, as initial note A-1 holder, and Wells Fargo Bank, National Association, as initial note A-2 holder, relating to the Conair Glendale loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.14) Amended and Restated Co-Lender Agreement, dated as of March 14, 2023, by and between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer on behalf of Computershare Trust Company, National Association, as trustee for the registered holders of BBCMS Mortgage Trust 2022-C18, Commercial Mortgage Pass-Through Certificates, Series 2022-C18, as note A-1 holder and note A-8 holder, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer on behalf of Computershare Trust Company, National Association, as trustee for the registered holders of BMO 2023-C4 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2023-C4, as note A-2 holder and note A-6 holder, and SPREF WH II LLC, as initial note A-3-1 holder, initial note A-3-2 holder, initial note A-4 holder, initial note A-5 holder and initial note A-7 holder, relating to the Rialto Industrial loan combination (filed as Exhibit 99.14 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.15) Co-Lender Agreement, dated as of April 17, 2023, by and among Starwood Mortgage Capital LLC, as initial note A-1 holder, Starwood Mortgage Capital LLC, as initial note A-2 holder, Starwood Mortgage Capital LLC, as initial note A-3 holder, and Starwood Mortgage Capital LLC, as initial note A-4 holder, relating to the Museum Tower loan combination (filed as Exhibit 99.15 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.16) Co-Lender Agreement, dated as of March 10, 2023, by and between JPMorgan Chase Bank, National Association, as initial note A-1 holder, Argentic Real Estate Finance 2 LLC, as initial note A-2 holder, Argentic Real Estate Finance 2 LLC, as initial note A-3 holder, and Argentic Real Estate Finance 2 LLC, as initial note A-4 holder, relating to the 100 Jefferson Road loan combination (filed as Exhibit 99.16 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.17) Co-Lender Agreement, dated as of February 28, 2023, between German American Capital Corporation, as note A-1 holder, AREF 2 WH WF LLC, as note A-2 holder, and German American Capital Corporation, as note A-3 holder, relating to the Metroplex loan combination (filed as Exhibit 99.17 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.18) Co-Lender Agreement, dated as of May 8, 2023, by and between AREF 2 WH BC LLC, as initial note A-1 holder, AREF 2 WH BC LLC, as initial note A-2 holder, and AREF 2 WH BC LLC, as initial note A-3 holder, relating to the 3800 Horizon Boulevard loan combination (filed as Exhibit 99.18 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.19) Agreement Between Note Holders, dated as of May 25, 2023, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, initial note A-2-1 holder, initial note A-2-2 holder and initial note A-4 holder, Bank of Montreal, as initial note A-3-1 holder and initial note A-3-2 holder, Goldman Sachs Bank USA, as initial note A-5 holder and initial note A-6 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the Heritage Plaza loan combination (filed as Exhibit 99.19 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(99.20) Subservicing Agreement, dated as of May 1, 2023, by and between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and Wells Fargo Bank, National Association, as sub-servicer (filed as Exhibit 99.20 to the registrant's Current Report on Form 8-K filed on May 25, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 29, 2024