Form 10-K
period 2024-12-31
MSWF Commercial Mortgage Trust 2023-1
filed 2025-03-26
CIK 1974587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

EXPLANATORY NOTES

The MSWF 2023-1 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the CX - 250 Water Street mortgage loan, which is serviced pursuant to the MSWF 2023-2 pooling and servicing agreement attached hereto as Exhibit 4.6;

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

•   the Conair Glendale mortgage loan, which is serviced pursuant to the BANK 2023-BNK45 pooling and servicing agreement attached hereto as Exhibit 4.2; and

•   the Heritage Plaza mortgage loan, which is serviced pursuant to the BANK5 2023-5YR3 pooling and servicing agreement attached hereto as Exhibit 4.5.

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

•   LNR Partners, LLC, as general special servicer under the Benchmark 2023-B38 pooling and servicing agreement does not have any obligations in respect of the Pacific Design Center mortgage loan or any other mortgage loan included in the MSWF 2023-1 mortgage pool. Therefore, LNR Partners, LLC, in such capacity, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   3650 REIT Loan Servicing LLC is the special servicer under the Benchmark 2023-V2 pooling and servicing agreement, pursuant to which the Cumberland Mall mortgage loan is serviced.  Because 3650 REIT Loan Servicing LLC is not the MSWF 2023-1 special servicer, is not affiliated with any sponsor and services only the Cumberland Mall mortgage loan, which constitutes less than 5% of the mortgage pool, 3650 REIT Loan Servicing LLC, as Benchmark 2023-V2 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK45 pooling and servicing agreement, pursuant to which the 100 & 150 South Wacker Drive mortgage loan and the Conair Glendale mortgage loan are serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of each such mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 pooling and servicing agreement, pursuant to which the Heritage Plaza mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Heritage Plaza mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-2 pooling and servicing agreement, pursuant to which the CX – 250 Water Street mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the CX – 250 Water Street mortgage loan for the reporting period.

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

33.3     Wells Fargo Bank, National Association, as Master Servicer

33.4     Argentic Services Company LP, as Special Servicer

33.5     Pentalpha Surveillance LLC, as Operating Advisor

33.6     CoreLogic Solutions, LLC, as Servicing Function Participant

33.7     Wells Fargo Bank, National Association, as Master Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.8     CoreLogic Solutions, LLC, as Servicing Function Participant under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/24 to 12/31/24) (see Exhibit 33.6)

33.9     Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/24 to 12/31/24), Conair Glendale (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/24 to 12/31/24), Conair Glendale (from 1/1/24 to 12/31/24) (see Exhibit 33.6)

33.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/24 to 12/31/24)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24) (see Exhibit 33.6)

33.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 1/1/24 to 12/31/24) (see Exhibit 33.11)

33.15  Argentic Services Company LP, as Special Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.16  LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/24 to 12/31/24), Conair Glendale (from 1/1/24 to 12/31/24)

33.17  Argentic Services Company LP, as Special Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.18  Computershare Trust Company, National Association, as Custodian under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.19  Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/24 to 12/31/24), Conair Glendale (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.20  Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.21  Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.22  Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.3     Wells Fargo Bank, National Association, as Master Servicer

34.4     Argentic Services Company LP, as Special Servicer

34.5     Pentalpha Surveillance LLC, as Operating Advisor

34.6     CoreLogic Solutions, LLC, as Servicing Function Participant

34.7     Wells Fargo Bank, National Association, as Master Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.8     CoreLogic Solutions, LLC, as Servicing Function Participant under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/24 to 12/31/24) (see Exhibit 34.6)

34.9     Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/24 to 12/31/24), Conair Glendale (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/24 to 12/31/24), Conair Glendale (from 1/1/24 to 12/31/24) (see Exhibit 34.6)

34.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/24 to 12/31/24)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24) (see Exhibit 34.6)

34.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 1/1/24 to 12/31/24) (see Exhibit 34.11)

34.15  Argentic Services Company LP, as Special Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.16  LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/24 to 12/31/24), Conair Glendale (from 1/1/24 to 12/31/24)

34.17  Argentic Services Company LP, as Special Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.18  Computershare Trust Company, National Association, as Custodian under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.19  Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/24 to 12/31/24), Conair Glendale (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.20  Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.21  Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.22  Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1     Computershare Trust Company, National Association, as Certificate Administrator

35.2     Computershare Trust Company, National Association, as Custodian

35.3     Wells Fargo Bank, National Association, as Master Servicer

35.4     Argentic Services Company LP, as Special Servicer

35.5     Wells Fargo Bank, National Association, as Master Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.6     Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/24 to 12/31/24), Conair Glendale (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.7     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/24 to 12/31/24)

35.8     Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.9     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 1/1/24 to 12/31/24) (see Exhibit 35.7)

35.10  Argentic Services Company LP, as Special Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.11  LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/24 to 12/31/24), Conair Glendale (from 1/1/24 to 12/31/24)

35.12  Argentic Services Company LP, as Special Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.13  Computershare Trust Company, National Association, as Custodian under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.14  Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/24 to 12/31/24), Conair Glendale (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.15  Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.16  Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.17  Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of May 19, 2023, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on November 30, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

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

Date:  March 25, 2025