Form 10-K
period 2025-12-31
MSWF Commercial Mortgage Trust 2023-1
filed 2026-03-25
CIK 1974587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•   Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the MSWF 2023-1 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•   Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated May 25, 2023.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the MSWF 2023-1 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.1    Computershare Trust Company, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Custodian

33.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.5    Argentic Services Company LP, as Special Servicer

33.6    Pentalpha Surveillance LLC, as Operating Advisor

33.7    CoreLogic Solutions, LLC, as Servicing Function Participant

33.8    Trimont LLC, as Master Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.9    Wells Fargo Bank, National Association, as Master Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.11 Trimont LLC, as Master Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 3/1/25 to 12/31/25), Conair Glendale (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/25 to 2/28/25), Conair Glendale (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/25 to 12/31/25), Conair Glendale (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/25 to 12/31/25)

33.15 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 1/1/25 to 12/31/25) (see Exhibit 33.14)

33.16 Trimont LLC, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.17 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.18 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.19 Argentic Services Company LP, as Special Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 33.5)

33.20 LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/25 to 12/31/25), Conair Glendale (from 1/1/25 to 12/31/25)

33.21 Argentic Services Company LP, as Special Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/25 to 12/31/25) (see Exhibit 33.5)

33.22 Computershare Trust Company, National Association, as Custodian under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.23 Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/25 to 12/31/25), Conair Glendale (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.24 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.25 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.26 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Computershare Trust Company, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Custodian

34.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.5    Argentic Services Company LP, as Special Servicer

34.6    Pentalpha Surveillance LLC, as Operating Advisor

34.7    CoreLogic Solutions, LLC, as Servicing Function Participant

34.8    Trimont LLC, as Master Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.9    Wells Fargo Bank, National Association, as Master Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.11 Trimont LLC, as Master Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 3/1/25 to 12/31/25), Conair Glendale (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/25 to 2/28/25), Conair Glendale (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/25 to 12/31/25), Conair Glendale (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/25 to 12/31/25)

34.15 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 1/1/25 to 12/31/25) (see Exhibit 34.14)

34.16 Trimont LLC, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.17 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.18 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.19 Argentic Services Company LP, as Special Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 34.5)

34.20 LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/25 to 12/31/25), Conair Glendale (from 1/1/25 to 12/31/25)

34.21 Argentic Services Company LP, as Special Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/25 to 12/31/25) (see Exhibit 34.5)

34.22 Computershare Trust Company, National Association, as Custodian under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.23 Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/25 to 12/31/25), Conair Glendale (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.24 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.25 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.26 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1    Computershare Trust Company, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Custodian

35.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.5    Argentic Services Company LP, as Special Servicer

35.6    Trimont LLC, as Master Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.7    Wells Fargo Bank, National Association, as Master Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.8    Trimont LLC, as Master Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 3/1/25 to 12/31/25), Conair Glendale (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.9    Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/25 to 2/28/25), Conair Glendale (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/25 to 12/31/25)

35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 1/1/25 to 12/31/25) (see Exhibit 35.10)

35.12 Trimont LLC, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.13 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.14 Argentic Services Company LP, as Special Servicer under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 35.5)

35.15 LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/25 to 12/31/25), Conair Glendale (from 1/1/25 to 12/31/25)

35.16 Argentic Services Company LP, as Special Servicer under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/25 to 12/31/25) (see Exhibit 35.5)

35.17 Computershare Trust Company, National Association, as Custodian under the MSWF 2023-2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 250 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.18 Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK45 securitization, pursuant to which the following mortgage loans were serviced by such party: 100 & 150 South Wacker Drive (from 1/1/25 to 12/31/25), Conair Glendale (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.19 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B38 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Design Center (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.20 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Cumberland Mall (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.21 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of May 19, 2023, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on November 30, 2023 under SEC File No. 333-259741-05 and incorporated by reference herein).

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

Date:  March 25, 2026